Form 10-K
period 2007-12-31
MASTR Adjustable Rate Mortgages Trust 2007-HF2
filed 2008-03-31
CIK 1405861

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2007

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-130373-31

      MASTR Adjustable Rate Mortgages Trust 2007-HF2
      (exact name of issuing entity as specified in its charter)

      Mortgage Asset Securitization Transactions, Inc.
      (exact name of the depositor as specified in its charter)

      UBS Real Estate Securities Inc.
      (exact name of the sponsor as specified in its charter)



  Delaware                                06-1204982
  (State or other jurisdiction of         (I.R.S. Employer
  incorporation or organization)          Identification No.)



  1285 Avenue of the Americas
   New York, NY                                10019
  (Address of principal executive             (Zip Code)
  offices)


 Telephone number, including area code: (212) 713-2000



  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    Not applicable.





                                     PART I

  Item 1.      Business.

               Omitted.


  Item 1A.     Risk Factors.

               Omitted.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Omitted.


  Item 3.      Legal Proceedings.

               Omitted.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Omitted.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted.


  Item 6.      Selected Financial Data.

               Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

               Omitted.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Omitted.


  Item 8.      Financial Statements and Supplementary Data.

               Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Omitted.


  Item 9A.     Controls and Procedures.

               Omitted.


  Item 9A(T).  Controls and Procedures.

               Omitted.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Omitted.


  Item 11.     Executive Compensation.

               Omitted.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Omitted.


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

UBS AG, London Branch provides an interest rate swap agreement and cap contract for the trust as disclosed in the 424 Prospectus. No additional disclosure is necessary because the aggregate significance percentage for the interest rate swap agreement and cap contract is less than 10%.



Item 1117 of Regulation AB, Legal Proceedings.

There are no legal proceedings pending against the sponsor, depositor, trustee, issuing entity, servicer, master servicer or originator that is material to certificateholders.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously filed in a 424(b)(5) filing dated August 3, 2007.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

HomEq Servicing Corporation has disclosed the following material instance
of non-compliance for the year ended December 31, 2007:   foreclosure
was not initiated in accordance with the timeframes established by its servicing agreements and the servicing criteria set forth in 1122(d)(4)(vii).



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (4) The Pooling and Servicing Agreement dated as of July 1, 2007 among Mortgage Asset Securitization Transactions, Inc., as depositor, UBS Real Estate Securities Inc., as transferor, Wells Fargo Bank, N.A., as master servicer, trust administrator, custodian and credit risk manager, U. S. Bank National Association, as trustee (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on August 16, 2007).

  (10) Incorporated by reference as Exhibit (4).

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Cenlar, FSB as Servicer  *
    33.2 HomEq Servicing Corporation as Servicer  *
    33.3 Wells Fargo Bank, N.A. as Master Servicer and Trust Administrator  *
    33.4 Wells Fargo Bank, N.A. as Paying Agent  *
    33.5 Wells Fargo Bank, N.A. as Custodian  *
    33.6 ZC  Real Estate Tax Solutions Limited as Sub-Contractor for HomEq Servicing
    Corporation  *
    33.7 ZC Sterling Insurance Agency, Inc. as Sub-Contractor for HomEq Servicing
    Corporation  *



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Cenlar, FSB as Servicer  *
    34.2 HomEq Servicing Corporation as Servicer  *
    34.3 Wells Fargo Bank, N.A. as Master Servicer and Trust Administrator  *
    34.4 Wells Fargo Bank, N.A. as Paying Agent  *
    34.5 Wells Fargo Bank, N.A. as Custodian  *
    34.6 ZC  Real Estate Tax Solutions Limited as Sub-Contractor for HomEq Servicing
    Corporation  *
    34.7 ZC Sterling Insurance Agency, Inc. as Sub-Contractor for HomEq Servicing
    Corporation  *



   (35) Servicer compliance statements.



    35.1 Cenlar, FSB as Servicer  *
    35.2 HomEq Servicing Corporation as Servicer  *
    35.3 Wells Fargo Bank, N.A. as Master Servicer and Trust Administrator  *



   (b) Exhibits identified in paragraph (a) above.

   (c) Omitted.

   * Filed herewith



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   MASTR Adjustable Rate Mortgages Trust 2007-HF2
   (Issuing Entity)

   Wells Fargo Bank, N.A.
   (Master Servicer)

   /s/ John Lingenfelter
   John Lingenfelter, Vice President
   (senior officer in charge of the servicing function of the master servicer)


    Date:   March 31, 2008



  Exhibit Index

  Exhibit No.


   (4) The Pooling and Servicing Agreement dated as of July 1, 2007 among Mortgage Asset Securitization Transactions, Inc., as depositor, UBS Real Estate Securities Inc., as transferor, Wells Fargo Bank, N.A., as master servicer, trust administrator, custodian and credit risk manager, U. S. Bank National Association, as trustee (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on August 16, 2007).

   (10) Incorporated by reference as Exhibit (4).

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Cenlar, FSB as Servicer
    33.2 HomEq Servicing Corporation as Servicer
    33.3 Wells Fargo Bank, N.A. as Master Servicer and Trust Administrator
    33.4 Wells Fargo Bank, N.A. as Paying Agent
    33.5 Wells Fargo Bank, N.A. as Custodian
    33.6 ZC  Real Estate Tax Solutions Limited as Sub-Contractor for HomEq Servicing
    Corporation
    33.7 ZC Sterling Insurance Agency, Inc. as Sub-Contractor for HomEq Servicing
    Corporation


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Cenlar, FSB as Servicer
    34.2 HomEq Servicing Corporation as Servicer
    34.3 Wells Fargo Bank, N.A. as Master Servicer and Trust Administrator
    34.4 Wells Fargo Bank, N.A. as Paying Agent
    34.5 Wells Fargo Bank, N.A. as Custodian
    34.6 ZC  Real Estate Tax Solutions Limited as Sub-Contractor for HomEq Servicing
    Corporation
    34.7 ZC Sterling Insurance Agency, Inc. as Sub-Contractor for HomEq Servicing
    Corporation


   (35) Servicer compliance statements.



    35.1 Cenlar, FSB as Servicer
    35.2 HomEq Servicing Corporation as Servicer
    35.3 Wells Fargo Bank, N.A. as Master Servicer and Trust Administrator
